Form 10-K
period 2005-12-31
USAA Auto Owner Trust 2005-4
filed 2006-03-30
CIK 1344851

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 333-122759-04

                      USAA AUTO OWNER TRUST 2005-4 (Issuer)
                 USAA ACCEPTANCE, LLC (Originator of the Trust)
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      72-6216179
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                     Identification No.)

        One Rodney Square
        920 King Street, 1st Floor
        Wilmington, Delaware                               19801
(Address of principal executive offices)                 (Zip Code)

                                 (302) 888-7536
                             (Registrant's telephone
                          number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(b) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ( ) Yes (X) No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ( ) Yes (X) No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (X) Yes ( ) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Larger accelerated filer ( )  Accelerated filer ( )  Non - accelerated filer (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
( ) Yes (X) No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

USAA Auto Owner Trust 2005-4 had four classes of notes and one class of certificates outstanding as of December 31, 2005. The notes represent the Asset Backed Notes Class A-1, Asset Backed Notes Class A-2, Asset Backed Notes Class A-3, and Asset Backed Notes Class A-4 of USAA Auto Owner Trust 2005-4. The certificates represent the Class B Asset Backed Certificates of USAA Auto Owner Trust 2005-4.

The registrant is filing this Annual Report on Form 10-K in a reduced disclosure format pursuant to a no-action letter received by USAA Federal Savings Bank from the Securities and Exchange Commission dated December 23, 1993. Items that are not referred to in this Annual Report are omitted because they are not applicable under such no action letter

                          USAA AUTO OWNER TRUST 2005-4
                            USAA FEDERAL SAVINGS BANK

                                     PART I

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable. The registrant is not an accelerated filer or a large accelerated filer.

ITEM 2. PROPERTIES

      USAA Auto Owner Trust 2005-4 (the Trust) is governed by an Amended and Restated Trust Agreement dated November 22, 2005, between USAA Acceptance, LLC, as Depositor and Wachovia Trust Company, National Association, as Owner Trustee. The Trust is party to a Sale and Servicing Agreement dated as of November 1, 2005 among USAA Auto Owner Trust 2005-4, as Issuer, USAA Acceptance, LLC, as Depositor, and USAA Federal Savings Bank as Seller and Servicer (the "Sale and Servicing Agreement").

      The Trust was established solely for the purpose of acquiring the fixed rate simple interest motor vehicle installment loans and related collateral (the Receivables), issuing its 4.40% Class A-1 Asset Backed Trust Notes, 4.79% Class A-2 Asset Backed Trust Notes, 4.83% Class A-3 Asset Backed Trust Notes, 4.89% Class A-4 Asset Backed Trust Notes pursuant to an Indenture between the Trust and JPMorgan Chase Bank, National Association, as Indenture Trustee, dated as of November 22, 2005, and issuing 5.33% Class B Asset Backed Trust Certificates pursuant to the Trust Agreement, and engaging in related transactions.

      The property of the Trust consists of the Receivables described above. A summary of Receivable activity and delinquency information follows (unaudited):

                                                Units   ($ in 000's)
                                               ------   ------------
Original Receivables outstanding,              54,538   $  1,112,627
         November 1, 2005
Prepayments                                     1,278   $     24,851

Receivables outstanding,                       53,197   $  1,086,693
         December 31, 2005

Delinquent Receivables as of December 31, 2005:

                                               Units    ($ in 000's)
                                               -----    ------------

31-60 days                                       66       $_ 1,092
61-90 days                                       10       $    103
91 days or more                                   0       $      0
                                                 --       --------
  Total                                          76       $  1,222

Gross losses for the period ending December 31, 2005 were approximately $68,442. Net losses for the period ending December 31, 2005 were approximately $4,674.

Summary of certain distributions made by the Trust as of December 31, 2005 (unaudited):

                                                     Ending                                       Total       Reserve Fund
Class                                                Balance        Interest      Principal    Amount Paid     Withdrawals
A-1 Notes                                         $ 186,458,480   $ 1,531,222   $ 52,541,520   $ 54,072,742   $          -

A-2 Notes                                         $ 250,000,000   $ 1,762,986   $          -   $  1,762,986   $          -

A-3 Notes                                         $ 352,000,000   $ 2,503,013   $          -   $  2,503,013   $          -

A-4 Notes                                         $ 235,466,000   $ 1,695,159   $          -   $  1,695,159   $          -

B Certificates                                    $  36,160,803   $   283,752   $          -   $    283,752   $          -

Total Reserve Fund Withdrawal:                                                                                $          -

Total Deposits to Reserve Fund                                                                                $  2,679,399
Reserve Account Balance (% of Pool Balance)                                                                           1.15%

Total Servicing Fee:                                                                                          $    916,383

ITEM 3. LEGAL PROCEEDINGS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of December 31, 2005, there are fewer than 300 direct participants of record of the Asset Backed Notes and Asset Backed Certificates. There is no secondary market for these securities.

      The information required with respect to "Securities Authorized for Issuance Under Equity Compensation Plans" is not applicable to the registrant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Not applicable.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 10-K

      (a) (1) Pursuant to the Sale & Servicing Agreement, the Servicer is required (i) to deliver an annual statement as to compliance with the provisions of the Sale & Servicing Agreement and certain other matters, (the "Annual Statement of the Servicer") and (ii) to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Sale and Servicing Agreement (the "Accountants' Annual Report"). Both the Annual Statement of the Servicer and the Accountants' Annual Report are attached as Exhibits 99.3 and 99.4, respectively, to this Report.

      (2)   Not applicable.

      (3)   Exhibits:

            3.1 Amended and Restated Limited Liability Company Agreement, as amended (incorporated by reference to the registrant's filing on Form 8-K filed with the Commission on October 4, 2006)

            4.1 Indenture dated as of November 22, 2005 (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on November 22, 2005)

            4.2 Amended and Restated Trust Agreement dated as of November 22, 2005 (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on November 22, 2005)

            10.1 Sale and Servicing Agreement dated as of November 1, 2005 (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on November 22, 2005)

            31.1  Rule 15d-14(a) Certification

            99.1 Administration Agreement dated as of November 22, 2005 (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on November 22, 2005)

            99.2 Receivables Purchase Agreement dated as of November 1, 2005 (incorporated by reference to the Trust's filing on Form 8-K filed with the Commission on November 22, 2005)

            99.3  Annual Statement of the Servicer.

            99.4  Accountant's Annual Report

      (b)   See subparagraph (a) (3) above.

      (c)   Not applicable.

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURTIES PURSUANT TO SECTION 12 OF THE ACT.

      No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Noteholders. The registrant will not be sending an annual report or proxy material to its Noteholders subsequent to the filing of this form.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 USAA FEDERAL SAVINGS BANK, as Servicer

                                 By:    /s/ MICHAEL J. BROKER
                                     ------------------------------------------
                                        Michael J. Broker
                                        (Duly Authorized Officer of
                                        USAA Federal Savings Bank, as Servicer,
                                        on behalf of the Trust)

                                  EXHIBIT INDEX

                                                    PAGE NUMBER
EXHIBIT   DOCUMENT                                  SEQUENTIAL
-------   ---------------------------------------   ----------------------------

3.1       Amended and Restated Limited Liability    (incorporated by reference
          Company Agreement, as amended             to the registrant's filing
                                                    on Form 8-K filed with the
                                                    Commission on October 4,
                                                    2006)

4.1       Indenture dated as of November 22, 2005   (incorporated by reference
                                                    to the Trust's filing on
                                                    Form 8-K filed with the
                                                    Commission on November 22,
                                                    2005)

4.2       Amended and Restated Trust Agreement      (incorporated by reference
          dated as of November 22, 2005             to the Trust's filing on
                                                    Form 8-K filed with the
                                                    Commission on November 22,
                                                    2005)

10.1      Sale and Servicing Agreement              (incorporated by reference
          dated as of November 1, 2005              to the Trust's filing on
                                                    Form 8-K filed with the
                                                    Commission on November 22,
                                                    2005)

31.1      Rule 15d-14(a) Certification              Filed herein

99.1      Administration Agreement                  (incorporated by reference
          dated as of November 22, 2005             to the Trust's filing on
                                                    Form 8-K filed with the
                                                    Commission on November 22,
                                                    2005)

99.2      Receivables Purchase Agreement            (incorporated by reference
          dated as of November 1, 2005              to the Trust's filing on
                                                    Form 8-K filed with the
                                                    Commission on November 22,
                                                    2005)

99.3      Annual Statement of the Servicer.         Filed herein

99.4      Accountants' Annual Report -              Filed herein
          Independent Accountants' Reports and
          Management Assertions.